Form 10-Q
period 2017-02-28
Hiclasst, Inc.
filed 2017-04-13
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

Commission File Number 333-215898

HICLASST, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3943965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Semetanova 88/20, Rerenice 415 03 Tplice Czech Republic

(Address of principal executive offices)(Zip Code)

(775) 321-8230

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2017 there were 5,000,000 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HICLASST, INC.

CONDENSED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

HICLASST, INC.

CONDENSED BALANCE SHEETS

	February 28, 2017	November 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,290	$4,825

TOTAL CURRENT ASSETS	3,290	4,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	6,810	1,810
TOTAL CURRENT LIABILITIES	6,810	1,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,000,000 shares of common stock	5,000	5,000
Accumulated Deficit	(8,520)	(1,985)

Total Stockholders’ Equity (Deficit)	(3,520)	3,015

Total liabilities & Stockholders’ Equity (Deficit)	$3,290	$4,825

The accompanying notes are an integral part of these condensed financial statements.

4

HICLASST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended February 28, 2017

REVENUE	$-

EXPENSES
Advertising & Promotion	$127
Design Services	348
Filing Fees
Office and general	560
Professional fees	5,500

NET LOSS	$(6,535)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000

The accompanying notes are an integral part of these financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (SEPTEMBER 20, 2016) TO FEBRUARY 28, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total

Balance, September 20, 2016	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share)			-	-	-
-November 15, 2016	5,000,000	5,000			5,000
Net Loss, November 30, 2016				(1,985)	(1,985)
Balance, November 30, 2016	5,000,000	5,000		(1,985)	3,015
Net loss, February 28, 2017	-	-	-	(6,535)	(6,535)

Balance, February 28, 2017	5,000,000	5,000	-	(8,520)	(3,520)

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,535)
Adjustments to reconcile net loss to net cash used in operating activities

NET CASH FROM OPERATING ACTIVITIES	(6,535)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	5,000

NET CASH FROM FINANCING ACTIVITIES	5,000

NET INCREASE (DECREASE) IN CASH	(1,535)

CASH, BEGINNING	4,825

CASH, ENDING	$3,290

Supplemental cash flow information:

Cash paid for:

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $8,520. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2017, and for all periods presented herein, have been made.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $8,520. As at February 28, 2017, the Company has a working deficit $3,520. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2017, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the thee months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CON’T)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of February 28, 2017, there were no common stock equivalents outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of February 28, 2017, 5,000,000 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of February 28, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received cash advances $5,000 from Patrik Wiedemann, the Company’s President and Director for filing fees, accounting and consulting.

As of February 28, 2017, the balance of due to related party is $6,810. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended February 28, 2017 we had no revenue. Expenses for the three month period ended February 28, 2017 totaled $6,535 resulting in a net loss of $6,535. The net loss for the three month period ended February 28, 2017 is a result of general and administrative expense of $560, comprised primarily of filing fees, and professional fees of $5,500, comprised primarily of accounting and consulting expenses.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of February 28, 2017, we had $3,290 in cash as compared to $4,825 in cash at November 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2017, the Company’s sole officer and director, Mr. Patrik Wiedemann has loaned the Company $6,810 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We continuing to solicit t-shirt designs and logos and create our website. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HICLASST (Registrant)

Date: April 13, 2017	By:	/s/ Patrik Wiedemann
Patrik Weidemann
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

