Form 10-Q
period 2017-05-31
Hiclasst, Inc.
filed 2017-07-06
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

Commission File Number 333-215898

HICLASST, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3943965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Semetanova 88/20, Rerenice 415 03 Tplice Czech Republic

(Address of principal executive offices)(Zip Code)

(775) 3218230

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

As of May 31, 2017 there were 5,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HICLASST, INC.

CONDENSED FINANCIAL STATEMENTS

May 31, 2017

(Unaudited)

HICLASST, INC.

CONDENSED BALANCE SHEETS

	May 31, 2017	November 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$347	$4,825

TOTAL CURRENT ASSETS	347	4,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	6,810	1,810
TOTAL CURRENT LIABILITIES	6,810	1,810

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 5,000,000 shares of common stock	5,000	5,000
Accumulated Deficit	(11,463)	(1,985)

Total Stockholders’ Equity (Deficit)	(6,463)	3,015

Total liabilities & Stockholders’ Equity (Deficit)	$347	$4,825

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2017	Six months ended May 31, 2017

REVENUE	$-	$-

EXPENSES
Advertising & Promotion	$	$127
Design Services		348
Filing Fees
Office and general	944	1,503
Professional fees	2,000	7,500

NET LOSS	$(2,944)	$(9,478)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (SEPTEMBER 20, 2016) TO MAY 31, 2017

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, September 20, 2016	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share)			-	-	-
-November 15, 2016	5,000,000	5,000			5,000
Net Loss, November 30, 2016			-	(1,985)	(1,985)
Balance, November 30, 2016	5,000,000	5,000		(1,985)	3,015
Net loss, May 31, 2017	-	-	-	(9,478)	(9,478)

Balance, May 31, 2017	5,000,000	5,000	-	(11,463)	(6,463)

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities

NET CASH FROM OPERATING ACTIVITIES	(9,478)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	5,000

NET CASH FROM FINANCING ACTIVITIES	5,000

NET INCREASE (DECREASE) IN CASH	(4,478)

CASH, BEGINNING	4,825

CASH, ENDING	$347

Supplemental cash flow information:
Cash paid for:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $11,463. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017, and for all periods presented herein, have been made.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $11,463. As at May 31, 2017, the Company has a working deficit $6,463. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2017, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CON’T)

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of May 31, 2017, there were no common stock equivalents outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of May 31, 2017, 5,000,000 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received cash advances $5,000 from Patrik Wiedemann, the Company’s President and Director for filing fees, accounting and consulting.

As of May 31, 2017, the balance of due to related party is $6,810. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Patrik Weidemann, the Company’s President and Director, provided a cash advance to the Company of $4,500 on June 21, 2017 for filing, accounting and consulting expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. Except the above disclosure, the Company has determined that there are no further events to disclose.

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

Results of Operations

For the six-month period ended May 31, 2017 we had no revenue. Expenses for the three-month period ended May 31, 2017 totaled $2,944 resulting in a net loss of $2,944. The net loss for the three-month period ended May 31, 2017 is a result of general and administrative expense of $944, comprised primarily of filing expenses, and professional fees of $2,000, comprised primarily of accounting expenses.

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

As of May 31, 2017, we had $347 in cash as compared to $4,825 in cash at November 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2017, the Company’s sole officer and director, Mr. Patrik Wiedemann has loaned the Company $6,810 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations as outlined in our S-1 filing. We are continuing to solicit t-shirt designs and logos and create our website. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

HICLASST, INC. (Registrant)

Date: July 6, 2017	By:	/s/ Patrik Wiedemann
Patrik Weidemann
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

