Form 10-K
period 2017-11-30
Hiclasst, Inc.
filed 2018-03-19
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-215898

HICLASST, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3943965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Semetanova 88/20, Rerenice 415 03

Tplice Chech Republic

(Address of principal executive offices, Zip Code)

(775) 321-8230

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001per share

(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most resent completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of November 30, 2017, the Company has 5,136,500 shares of common stock issued and outstanding.

HICLASST, INC

PART IV

Item 15	Exhibits and Financial Statement Schedules	14

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "HICLASST", "we," "us," "our," "our Company,"

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1: BUSINESS

Business Overview

HICLASST, INC. (“HICLASST,” “the Company,” “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on September 20, 2016. HICLASST is a Company that intends to be an on-line store specializing in custom made unique specialty T-shirts made in limited quantity for those individuals with discerning taste.

The Company has begun to implement its business plan. A logo and website is being developed and contractors have been engaged to provide original artwork, logo’s and designs for our t-shirts.

HICLASST is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern. Accordingly, there will be illiquidity of any future trading market until the Company is no longer considered a shell company.

We intend our t-shirts to be hand made custom ordered serialized with a limited product of 10 t-shirts per design. Each t-shirt will come with a letter of authenticity. T-shirts will range in price from $500.00 to $1,000 dollars. HICLASST will only offer t-shirts in two colors black and white. There will be some t-shirt designs that will be a one only t-shirt, only the original will be available for sale and the purchaser of the original one and only t-shirt will also get ownership and copy-right of the original artwork, logo or design on the t-shirt. We intend to source the best cotton and or cotton blend fabrics from New York from which to manufacture our t-shirts. The company intends to target consumers looking to own high-end clothing brands and want to be unique in their fashion choices.

There is the likelihood that we may never be able to market our high-end t-shirt product that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Our Product

HICLASST intends to sell to sell the world’s most exclusive t-shirts, made of the finest Egyptian cotton fabric with unique logos in very limited production runs that will appeal to style conscious buyers.

Corporate History

The company was incorporated by its President and sole director, Mr. Patrik Wiedemann, in the State of Nevada effective September 20, 2016. We have established a November fiscal year-end. Our principal business offices are in Teplice in the Czech Republic.

Recent Developments

Capital Stock

The Company's capitalization is comprised of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

During October, 2017, the Company issued 136,500 shares of its common stock at $0.025 for $3,413 in cash.

Industry Analysis/Competition

The market

HICLASST will compete in a market dominated by many well-known bricks and mortar stores such as Saks 5th Ave, Harrods, Versace and others. These established retailers have a loyal high net worth customer base that will pay $500 to $1,200 dollars or more for a t-shirt.

Consumers that buy and wear expensive clothing are partially saying “hey look, I can afford this”. Over the past decade many more millionaires have been created globally who wish to make a statement. Recently several of the major fashion brands have announced a price increase to make their products more exclusive. There is a tendency to feel that the high-end fashion market is recession proof as the rich are always rich.

Hermes in New York has sold a t-shirt for $91,500 and the general market for high end exclusive clothing remains strong.

Competition

The high-end fashion industry is well established with many Italian and European brands selling in the most expensive retailors like Hermes, Harrods, Saks and others.

These established companies present at fashion shows, advertise in fashion magazines, have a global presence and their products are worn by celebrities who are happy to do a little name dropping. But the Company feels that with such an established high-end exclusive market it will be able to take advantage of the work done by the existing competitors who created the market that made it ok to spend $1,000 on a t-shirt.

Patents and Trademarks

We do not currently own any domestic of foreign patents relating to our proposed high-end t-shirts.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product and services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties and have not entered into any lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any exchange or trading platform and therefore no data is available for the periods ended November 30, 2016 and November 30, 2017

As of November 30, 2017, the Company had thirty-one (31) active shareholders of record. We have not paid cash dividends and have no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factor that may affect our future results. This discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included as “Item 8. Financial Statements and Supplementary Data” of this report. Our results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of may factors.

Business Overview

HICLASST is a Company that intends to be an on-line store specializing in custom made unique specialty T-shirts made in limited quantity for those individuals with discerning tastes.

The Company has begun to implement its business plan. A logo and website is being developed and contractors have been engaged to provide original artwork, logo’s and designs for our t-shirts. We have registered our website domain: www.hiclasst.com. HICLASST has, as of the date of this Form 10-K not generated any revenue from operations. We expect to have sales by the second quarter of 2018.

Plan of Operation

Over the next 12 months HICLASST intends to continue to hire contractors to create t-shirt designs, source high quality fabric wholesalers and contract sewers to manufacture our t-shirts. We also intend to further develop our on-line sales presence for our proposed product. We intend to source a third-party firm to receive orders and ship our product to customers. We also intend to begin our marketing activities via the internet and through social media using market makers. We have not yet commenced any sales and marketing activities.

Over the next 12-month period starting from the date of this Form 10-K, we must raise capital to acquire our planned product and start sales activities. We have four planned phases to our operations over the next 12 months as of November 30, 2017. The company requires a minimum of $25,000 in proceeds to implement its business plan.

The first phase of our planned operations is to source and purchase the finest quality Egyptian cotton in black and white. The Company has contracted with designers to design unique T-shirt logos and accent stitching. The Company anticipates the first phase of our planned operations and will cost $35,000 dollars. The Company anticipates the first phase or planned operations to be completed by the spring of 2018.

The second phase of our planned operations, we intend to produce our product with inventory ready for marketing samples and for product sale. Estimate cost to manufacture our initial inventory is $13,000.

The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign. We expect to have the third phase completed by late summer 2018. The Company expects to expend approximately $14,000 dollars during this period.

The fourth phase of our plan is to begin our product marketing with Google Ad Words, hire an SEO specialist; recruit influencers back with a social media. The Company anticipates spending $27,000 dollars during this phase. We expect to have this fourth phase completed by the end of the 2018 fiscal year. We anticipate generating revenues from operations within 12 months of this Form 10-K. Total estimated expenditures for the next twelve months are estimated at $100,000.

We do not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing and design acquisition.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company's ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Going Concern

Our auditor’s report on our November 30, 2016 and November 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2017 Audited Financial Statements - Auditors Report.” A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operation

Fiscal Year Ended November 30, 2017 compared to the period from September 20, 2016 (date of inception) to November 30, 2016

The Company did not earn any revenue from operations during the fiscal year ended November 30, 2017 and has not raised any operating revenue since inception.

Total expenses for the fiscal year ended November 30, 2017 were $15,027 resulting in an operating loss for the fiscal year of $15,027. The operating loss for the period is a result of professional fees in the amount of $11,500, office and general expenses in the amount of $3,052, design services if $348 and advertising and promotion expense of $127.

Total expense in the fiscal year ended November 30, 2016 were $1,985 resulting in total expenses since inception of $17,012 and an operating loss since inception of $17,012.

As of November 30, 2017, and 2016, the loan balance is $13,776 and $1,810. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Capital Resources and Liquidity

As of November 30, 2017, we had $5,177 cash on hand compared to $4,825 00 cash on hand as of November 30, 2016. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We plan to satisfy our future cash requirements - primarily the working capital required for the development of our t-shirt line and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock. To date the Company has incurred operating losses since inception of $15.027. As of November 30, 2017, the Company has a working capital deficit of $8,599.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because HICLASST is a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in HICLASST’s common stock would lose all of their investment.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Off Balance Sheet Arrangements

As of the date of this Form 10-K, the funds currently available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. The officer and director, Patrik Wiedemann has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2016 and November 30, 2017, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are the firm of PLS CPA, A Professional Corporation, operating from their offices in San Diego, CA. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404A. Internal Control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of November 30, 2017.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of November 30, 2017 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2) and (3) and (4) a above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the year ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

PART 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Patrik Wiedemann	23	President, Chief Executive Officer, Chief Financial Officer and Secretary.
SMETANOVA 88/20 RETENICE 415 03 TEPLICE CZECH REPUBLIC

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Business Experience

Patrik Wiedemann was born in April 1994 in Teplice in the Czech Republic. He graduated in 2015 from a Technical High School (Economy, Informatics) – Teplice, Czech Republic.

From May 2014 to April 2015, Mr. Weidemann worked at AGC Flat Glass Company in Teplice, Czech Republic as general laborer and fork lift operator. From June 2015 to September 2015 Mr. Weidemann worked as a courier driver for PPL Logistics – Teplice, Czech Republic.

In late 2015 Mr. Weidemann visited Canada on a student Visa to improve his English. While in Canada Mr. Weidemann worked several part time jobs while attending school. From November 2015 to May of 2016 he worked as a parking valet for Meridian Valet. From May 2016 to June 2016 he drove truck for Salmons Rentals and from June 2016 to August 2016 he worked for All Canadian Courier delivery parcels for Amazon. In September of 2016 Mr. Weidemann left Canada to return to Teplice in the Czech Republic. From September of 2016 to today Mr. Weidemann has been spending his time working on HICLASST.

Mr. Weidemann is a hard-working adventurous natural born entrepreneur. He is a self-taught computer programmer including MySQL and various web development skills. Mr. Weidemann has always had a keen eye and interest in fashion. Prague and the Czech Republic have been called the Paris of Eastern Europe and it’s residents are a very fashion conscious society.

The Company feels Mr. Weidemanns, interest, passion and entrepreneurial traits and understanding of the Internet, and computer programming make him an well qualified to be President and CEO of HICLASST.

Director Independence

Our Board of Directors is currently composed of one member, Patrik Wiedemann, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objectives test, such as that the director is not and has not been for a least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director hat no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Weidemann, other business interests and his involvement with HICLASST.

ITEM 11. EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officers received any equity awards including options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2017 and November 30, 2016.

Employment Contracts

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

We did not provide any compensation to our directors for services rendered from inception (September 20, 2016) through November 30, 2017. As such we have not included a Director Compensation table.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2017, certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

		Amount and Nature of Beneficial Ownership of Common Stock (1)
Title of Class	Name and Address of Beneficial Owner [1]	No. of Shares	Percent of Class
Common Stock	Patrik Wiedemann Semetanova 88/20, Rerenice 415 03 Tplice Chech Republic	5,000,000	97%
	All Officers and Directors as a Group (1 person)	5,000,000	97%

____________

(1) Based on 5,136,500 shares of common stock issued and outstanding as of November 30, 2017

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On November 15, 2016, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

Patrik Weidemann, the Company's President, advanced funds and had outstanding balances to HICLASST of $1,810 and $11,966 for the years ended November 30, 2016 and November 30, 2017 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended November 30, 2017		Year Ended November 30, 2016
Audit Fees		$10,000	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000	$	Nil

Included in the audit fees for the year ended November 30, 2017 is the year end fees charged for November 30, 2016. No audit fees have been accrued for the fiscal year ended November 30, 2017.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	By-Laws (2)

23.1	Consent of PLS CPA, A Professional Corporation

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer

32.2	Section 1350 Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

______________

(1) Incorporated by reference from the Company’s S-1 filed with the Commission on February 6, 2017

(2) Incorporated by reference from the Company’s S-1 filed with the Commission on February 6, 2017

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICLASST, Inc.

Dated: March 19, 2018	By:	/s/ Patrik Wiedemann
Patrik Wiedemann
President, and Director Principal Executive Officer, Principal Financial Officer Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HICLASST, Inc.

Dated: March 19, 2018	By:	/s/ Patrik Wiedemann
Patrik Wiedemann
President, and Director Principal Executive Officer, Principal Financial Officer Principal Accounting Officer

HICLASST, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2017

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hiclasst, Inc.

We have audited the accompanying balance sheet of Hiclasst, Inc. as of November 30, 2017 and 2016 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the year ended November 30, 2017 and the period September 20, 2016 (inception) to November 30, 2016. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hiclasst, Inc. as of November 30, 2017 and 2016, and the results of its operation and its cash flows for the year ended November 30, 2017 and the period from September 20, 2016 (inception) to November 30, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

March 19, 2018

San Diego, CA. 92111

HICLASST, INC

BALANCE SHEETS

	November 30, 2017	November 30, 2016

ASSETS

CURRENT ASSETS
Cash	5,177	4,825
TOTAL CURRENT ASSETS	$5,177	$4,825

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	13,776	1,810
TOTAL CURRENT LIABILITIES	$13,776	$1,810

STOCKHOLDERS’ EQUITY
Capital stock (Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,136,500 shares as at November 30, 2017 and 5,000,000 as at November 30, 2016 of common stock	5,137	5,000
Additional Paid in Capital	3,276	-
Accumulated deficit	(17,012)	(1,985)

TOTAL STOCKHOLDER EQUITY	(8,599)	$3,015

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,107	$4,825

The accompanying notes are an integral part of these financial statements

HICLASST, INC

STATEMENTS OF OPERATIONS

	Year ended November 30, 2017	Period from September 20, 2016 (date of inception) to November 30, 2016

EXPENSES

Advertising and Promotion	(127)	-
Filing Fees	-	(1,530)
Office and general	(3,052)	(46)
Design Services	(348)	(409)
Professional Fees	(11,500)	-

NET LOSS	$(15,027)	$(1,985)

BASIC NET LOSS PER SHARE	0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,013,463	1,056,338

The accompanying notes are an integral part of these financial statements

HICLASST, INC

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (September 20, 2016) TO NOVEMBER 30, 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, September 20, 2016	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share
- November 15, 2016	5,000,000	5,000			$5,000

Net loss	-	-	-	(1,985)	$(1,985)

Balance, November 30, 2016	5,000,000	$5,000	-	(1,985)	$3,015

Common stock issued for cash at $0.025 per share
- October 25, 2017	136,500	137	3,276		$3,413

Net loss				(15,027)	$(15,027)

Balance November 30, 2017	5,136,500	$5,137	$3,276	$(17,012)	$(8,599)

The accompanying notes are an integral part of these financial statements

HICLASST, INC.

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2017	Period from September 20, 2016 (date of inception) to November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(15,027)	(1,985)
Adjustment to reconcile net loss to net cash used in operating activities
-shareholder loan	11,966	1,810

NET CASH USED IN OPERATING ACTIVITIES	(3,060)	(175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,413	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,413	5,000

NET INCREASE IN CASH	352	4,825

CASH, BEGINNING OF PERIOD	4,825	-

CASH, END OF PERIOD	$5,177	$4,825

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

HICLASST, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $17,012. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $17,012. As at November 30, 2017, the Company has working capital deficit of $8,599. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2016, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company and private placements of 136,500 common shares at $0.025 per share for net proceeds of $3,313. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of November 30, 2017, there were no common stock equivalents outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of November 30, 2017, and 2016, 5,136,500 shares and 5,000,000 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of November 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

On October 25, 2017, the company issued 136,500 shares of common stock at $0.025 for $3,313 cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended November 30, 2017 and 2016, the Company received cash advances from Patrik Wiedemann, the Company’s Director, in the amount of $11,966 and $1,810 to pay for operating expenses.

As of November 30, 2017, and 2016, the loan balance is $13,776 and $1,810. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

NOTE 5 – INCOME TAXES (continued)

	November 30, 2017	November 30, 2016

Net loss before income taxes per financial statements	$(15,027)	$(1,985)
Income tax rate	34%	34%
Income tax recovery	(5,109)	(675)
Non-deductible	--	--
Valuation allowance change	5,109	675

Provision for income taxes	$–	$--

The significant component of deferred income tax assets at November 30, 2017, is as follows:

	November 30, 2017	November 30, 2016
Net operating loss carry-forward	$5,784	$675
Valuation allowance	(5,784)	(675)

Net deferred income tax asset	$–	--

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of November 30, 2017, and November 30, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2017 and November 30, 2016 and no interest or penalties have been accrued as of November 30, 2017 and November 30, 2016. As of November 30, 2017, and November 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

