Form 10-Q
period 2018-02-28
Hiclasst, Inc.
filed 2018-04-04
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of February 28, 2018, there were 5,136,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HICLASST, INC.

CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

HICLASST, INC.

CONDENSED BALANCE SHEETS

	February 28, 2018	November 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,160	$5,177

TOTAL CURRENT ASSETS	$1,160	$5,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	$13,776	$13,776
TOTAL CURRENT LIABILITIES	$13,776	$13,776

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 5,136,500 shares as at February 28, 2018 and November 30, 2017 of common stock	5,137	5,137
Additional Paid in Capital	3,276	3,276
Accumulated Deficit	$(21,029)	$(17,012)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(12,616)	$(8,599)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,160	$5,177

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017

REVENUE	$-	$-

EXPENSES
Advertising & Promotion	$-	$127
Design Services	-	348
Office and general	17	560
Professional fees	4,000	5,500

NET LOSS	$(4,017)	$(6,535)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,136,500	5,000,000

The accompanying notes are an integral part of these financial statements.

HICLASST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,017)	$(6,535)
Adjustments to reconcile net loss to net cash used in operating activities	-	-

NET CASH FROM OPERATING ACTIVITIES	$(4,017)	$(6,535)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	$-	$5,000

NET CASH FROM FINANCING ACTIVITIES	$-	$5,000

NET INCREASE (DECREASE) IN CASH	$(4,017)	$(1,535)

CASH, BEGINNING	$5,177	$4,825

CASH, ENDING	$1,160	$3,290

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited) February 28, 2018

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $21,029. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $21,029. As at February 28, 2018, the Company has a working capital deficit $12,616. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2018, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company and private placements of 136,500 common shares at $0.025 per share for net proceeds of $3,313. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission filed on March 19, 2018. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

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

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of February 28, 2018, there were no common stock equivalents outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CON’T)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of February 28, 2018, and November 30, 2017, 5,136,500 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of February 28, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

On October 25, 2017, the company issued 136,500 shares of common stock at $0.025 for $3,313 cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2018, the balance of due to related party is $13,776. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

Patrik Weidemann, the Company’s President and Director, provided a cash advance to the Company of $5,000 on March 26, 2018 for accounting and consulting expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. Except the above disclosure, the Company has determined that there are no further events to disclose

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three-month period ended February 28, 2018 and February 28, 2017 we had no revenue. Expenses for the three-month period ended February 28, 2018 totaled $4,017 resulting in a net loss of $4,017. The net loss for the three-month period ended February 28, 2018 is a result of general and administrative expense of $17, comprised primarily of bank fees, and professional fees of $4,000, comprised primarily of accounting expenses. Expenses for the comparative three-month period ended February 28, 2017 totalled $6,535 resulting in a net loss of $6,535. The net loss for the three-month period ended February 28, 2017 is a result of advertising an promotion expenses of $127, design services cost of $348, office and general and expenses of $560 and professional fees of $5,500 comprised primarily of accounting expenses.

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

As of February 28, 2018, we had $1,160 in cash as compared to $5,177 in cash at November 30, 2017. Total liabilities for the period ended February 28, 2018 were $13,776 compared to $13,776 in total liabilities as at November 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2018, the Company’s sole officer and director, Mr. Patrik Wiedemann has loaned the Company $13,776. During the three-month period ended February 28, 2018 and 2017 The Company has received advances of $0 and $5,000 respectively. Mr. Wiedemann has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HICLASST, INC.
(Registrant)

Date: April 4, 2018	By:	/s/ Patrik Wiedemann
Patrik Weidemann
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

