Form 10-Q
period 2018-05-31
Hiclasst, Inc.
filed 2018-07-17
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of May 31, 2018, there were 5,136,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HICLASST, INC.

CONDENSED FINANCIAL STATEMENTS

May 31, 2018

(Unaudited)

HICLASST, INC.

CONDENSED BALANCE SHEETS

	May 31, 2018	November 30, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,870	$5,177

TOTAL CURRENT ASSETS	$2,870	$5,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	$18,776	$13,776
TOTAL CURRENT LIABILITIES	$18,776	$13,776

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 5,136,500 shares as at May 31, 2018 and November 30, 2017 of common stock	5,137	5,137
Additional Paid in Capital	3,276	3,276
Accumulated Deficit	$(24,319)	$(17,012)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(15,906)	$(8,599)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,870	$5,177

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2018	Three months ended May 31, 2017	Six months ended May 31, 2018	Six months ended May 31, 2017

REVENUE	$-	$-	$-	$-

EXPENSES
Advertising & Promotion	$-	$-	$	$127
Design Services	-	-		348
Office and general	1,290	944	1,307	1,503
Professional fees	2,000	2,000	6,000	7,500

NET LOSS	$(3,290)	$(2,944)	$(7,307)	$(9,478)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,136,500	5,000,000	5,136,500	5,000,000

The accompanying notes are an integral part of these financial statements.

HICLASST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31, 2018	Six months ended May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,307)	$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities	-	-

NET CASH FROM OPERATING ACTIVITIES	$(7,307)	$(9,478)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	$5,000	$5,000

NET CASH FROM FINANCING ACTIVITIES	$5,000	$5,000

NET INCREASE (DECREASE) IN CASH	$(2,307)	$(4,478)

CASH, BEGINNING	$5,177	$4,825

CASH, ENDING	$2,870	$347

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2018

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $24,319. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $24,319. As at May 31, 2018, the Company has a working capital deficit $15,906. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2018, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company and private placements of 136,500 common shares at $0.025 per share for net proceeds of $3,313. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission filed on April 4, 2018. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of May 31, 2018, and November 30, 2017, 5,136,500 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of May 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

On October 25, 2017, the company issued 136,500 shares of common stock at $0.025 for $3,313 cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, Patrick Wiedemann, the Company’s President and Director, loaned $5,000 to the Company for operating expenses used.

As of May 31, 2018, the balance of due to related party is $18,776. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended May 31, 2018 and May 31, 2017, we had no revenue. Expenses for the three-month period ended May 31, 2018, totaled $3,290 resulting in a Net Loss of $3,290. The Net Loss for the three-month period ended May 31, 2018 was a result of General and Administrative expense of $1,290 comprised of filing fees and Professional Fees of $2,000 comprised of accounting expenses. Expenses for the comparative three-month period ended May 31, 2017 totaled $2,944, resulting in a Net Loss of $2,944. The Net Loss for the three-month period ended May 31, 2017 was a result of General and Administrative expenses of $944 comprised primarily of filing fees and Professional Fees of $2,000comprised of accounting fees. The increase in expenses between the three-month periods ended May 31, 2018 and May 31, 2017 was mainly attributable to an increase in General and Administrative expenses.

For the six-month period ended May 31, 2018 and May 31, 2017 we had no revenue. Expenses for the six-month period ended May 31, 2018 totaled $7,307 resulting in a net loss of $7,307. The Net Loss for the six-month period ended May 31, 2018 is a result of General and Administrative expense of $1,307, comprised primarily of filing fees and Professional Fees of $6,000, comprised of accounting expenses. Expenses for the comparative six-month period ended May 31, 2017 totalled $9,478 resulting in a net loss of $9,478. The net loss for the six-month period ended May 31, 2017 is a result of advertising and promotion expenses of $127, design services cost of $348, office and general and expenses of $1,503 and Professional Fees of $7,500 comprised primarily of accounting expenses. The decrease in expenses between the six-month periods ended May 31, 2017 and May 31, 2018 was mainly attributable to a decrease in Advertising and Promotion expenses, Design Services expenses and Professional Fees.

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

As of May 31, 2018, we had $2,870 in cash as compared to $5,177 in cash at November 30, 2017. Total liabilities for the period ended May 31, 2018 were $18,776 compared to $13,776 in total liabilities as at November 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2018, the Company’s sole officer and director, Mr. Patrik Wiedemann has loaned the Company $18,776. During the six-month periods ended May 31, 2018 and May 31, 2017 the Company has received advances of $5,000 and $5,000 respectively. Mr. Wiedemann has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

HICLASST, INC. (Registrant)

Date: July 17, 2018	By:	/s/ Patrik Wiedemann
Patrik Weidemann
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

