Form 10-K
period 2018-11-30
Hiclasst, Inc.
filed 2019-02-22
CIK 1697080

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2of the Exchange Act.

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

As of November 30, 2018, the Company has 5,136,500 shares of common stock issued and outstanding.

HICLASST, INC

PART IV

Item 15	Exhibits and Financial Statement Schedules	13

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

PART 1

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

On October 25, 2017, the Company issued 136,500 shares of its common stock at $0.025 for $3,413 in cash.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any exchange or trading platform and therefore no data is available for the periods ended November 30, 2017 and November 30, 2018.

As of November 30, 2018, the Company had thirty-one (31) active shareholders of record. We have not paid cash dividends and have no outstanding options.

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

The Company has begun to implement its business plan. A logo and website is being developed and contractors have been engaged to provide original artwork, logo’s and designs for our t-shirts. We have registered our website domain: www.hiclasst.com. HICLASST has, as of the date of this Form 10-K not generated any revenue from operations. We expect to have sales by the second quarter of 2019.

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

Over the next 12-month period starting from the date of this Form 10-K, we must raise capital to acquire our planned product and start sales activities. We have four planned phases to our operations over the next 12 months as of November 30, 2018. The company requires a minimum of $25,000 in proceeds to implement its business plan.

The first phase of our planned operations is to source and purchase the finest quality Egyptian cotton in black and white. The Company has contracted with designers to design unique T-shirt logos and accent stitching. The Company anticipates the first phase of our planned operations and will cost $35,000 dollars. The Company anticipates the first phase or planned operations to be completed by the spring of 2019.

The second phase of our planned operations, we intend to produce our product with inventory ready for marketing samples and for product sale. Estimate cost to manufacture our initial inventory is $13,000.

The third phase of our planned operations will be to launch our website and begin our sales and marketing campaign. We expect to have the third phase completed by late summer 2019. The Company expects to expend approximately $14,000 dollars during this period.

The fourth phase of our plan is to begin our product marketing with Google Ad Words, hire an SEO specialist; recruit influencers back with a social media. The Company anticipates spending $27,000 dollars during this phase. We expect to have this fourth phase completed by the end of the 2019 fiscal year. We anticipate generating revenues from operations within 12 months of this Form 10-K. Total estimated expenditures for the next twelve months are estimated at $100,000.

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

Going Concern

Our auditor’s report on our November 30, 2017 and November 30, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2018 Audited Financial Statements - Auditors Report.” A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operation

Fiscal Year Ended November 30, 2018 compared to the period from September 20, 2017.

The Company did not earn any revenue from operations during the fiscal year ended November 30, 2018 and has not raised any operating revenue since inception.

Total expenses for the fiscal year ended November 30, 2018 were $12,774 resulting in an operating loss for the fiscal year of $12,774. The operating loss for the period is a result of professional fees in the amount of $10,000 and office and general expenses in the amount of $2,774.

Total expense in the fiscal year ended November 30, 2017 were $15,027 resulting in an operating loss of $15,027.

As of November 30, 2018, and November 30, 2017, the Company has a loan balance payable of $23,776 and $13,776. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Capital Resources and Liquidity

As of November 30, 2018, we had $2,403 cash on hand compared to $5,177 cash on hand as of November 30, 2017. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.

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

We plan to satisfy our future cash requirements - primarily the working capital required for the development of our t-shirt line and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock. To date the Company has incurred operating losses since inception of $29,786. As of November 30, 2018, the Company has a working capital deficit of $21,373.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2017 and November 30, 2018, begins on page F-1 of this Annual Report on Form 10-K.

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

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of November 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of November 30, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of November 30, 2018 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the year ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

PART 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Patrik Wiedemann SMETANOVA 88/20 RETENICE 415 03 TEPLICE CZECH REPUBLIC	23	President, Chief Executive Officer, Chief Financial Officer and Secretary.

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

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 or 2017. None of our executive officers received any equity awards including options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2018 and November 30, 2017.

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

We did not provide any compensation to our directors for services rendered from inception (September 20, 2016) through November 30, 2018. As such we have not included a Director Compensation table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2018, certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Name and Address of	Amount and Nature of Beneficial Ownership of Common Stock (1)
Title of Class	Beneficial Owner [1]	No. of Shares	Percent of Class
Common Stock	Patrik Wiedemann Semetanova 88/20, Rerenice 415 03 Tplice Chech Republic	5,000,000	97%
	All Officers and Directors as a Group (1 person)	5,000,000	97%

(1) Based on 5,136,500 shares of common stock issued and outstanding as of November 30, 2017

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On November 15, 2016, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

Patrik Weidemann, the Company's President, advanced funds and had outstanding balances to HICLASST of $23,776 and $13,776 for the years ended November 30, 2018 and November 30, 2017 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors Audit Fee

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended November 30, 2018		Year Ended November 30, 2017
Audit Fees		$10,000		$10,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$10,000

Included in the audit fees for the year ended November 30, 2018 is the year end fees charged for November 30, 2017. No audit fees have been accrued for the fiscal year ended November 30, 2018.

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 were pre-approved by our Board.

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

HICLASST, Inc.

Dated: February 22, 2019	By:	/s/ Patrik Wiedemann
Patrik Wiedemann
President, and Director Principal Executive Officer, Principal Financial Officer Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HICLASST, Inc.

Dated: February 22, 2019	By:	/s/ Patrik Wiedemann
Patrik Wiedemann
President, and Director Principal Executive Officer, Principal Financial Officer Principal Accounting Officer

HICLASST, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2018

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hiclasst, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hiclasst, Inc. (the Company) as of November 30, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended November 30, 2018 and 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a losse from operations through November 30, 2018, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2016.

San Diego, CA. 92111

February 22, 2019

HICLASST, INC

BALANCE SHEETS

	November 30, 2018	November 30, 2017

ASSETS

CURRENT ASSETS
Cash	2,403	5,177
TOTAL CURRENT ASSETS	$2,403	$5,177

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related party	23,776	13,776
TOTAL CURRENT LIABILITIES	$23,776	$13,776

STOCKHOLDERS’ EQUITY
Capital stock (Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,136,500 shares as at November 30, 2018 as at November 30, 2017 of common stock	5,137	5,137
Additional Paid in Capital	3,276	3,276
Accumulated deficit	(29,786)	(17,012)

TOTAL STOCKHOLDER EQUITY	$(21.373)	$(8,599)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,403	$5,107

The accompanying notes are an integral part of these financial statements

F-2

HICLASST, INC

STATEMENTS OF OPERATIONS

	Year ended November 30, 2018	Year ended November 30, 2017

EXPENSES

Advertising and Promotion	-	(127)
Office and general	(2,774)	(3,052)
Design Services	-	(348)
Professional Fees	(10,000)	(11,500)

NET LOSS	$(12,774)	$(15,027)

BASIC NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,136,500	5,013,463

The accompanying notes are an integral part of these financial statements

HICLASST, INC

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM NOVEMBER 30, 2016 TO NOVEMBER 30, 2018

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2016	5,000,000	$5,000	-	(1,985)	$3,015

Common stock issued for cash at $0.025 per share
October 25, 2017	136,500	137	3,276		$3,413

Net loss				(15,027)	$(15,027)

Balance November 30, 2017	5,136,500	$5,137	$3,276	$(17,012)	$(8,599)
Net Loss				$(12,774)	$(12,774)
Balance November 30, 2018	5,136,500	$5,137	$3,276	$(29,786)	$(21,373)

The accompanying notes are an integral part of these financial statements

HICLASST, INC.

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2018	Year ended November 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(12,774)	(15,027)
Adjustment to reconcile net loss to net cash used in operating activities
- shareholder loan	10,000	11,966

NET CASH USED IN OPERATING ACTIVITIES	$(2,774)	$(3,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		3,413

NET CASH PROVIDED BY FINANCING ACTIVITIES	$	$3,413

NET INCREASE IN CASH	(2,774)	352

CASH, BEGINNING OF PERIOD	5,177	4,825

CASH, END OF PERIOD	$2,403	$5,177

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

HICLASST, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $29,786. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $29,786. As at November 30, 2018, the Company has working capital deficit of $21,373. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2018, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company and private placements of 136,500 common shares at $0.025 per share for net proceeds of $3,413. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of November 30, 2018, there were no common stock equivalents outstanding.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of November 30, 2018, and 2017, 5,136,500 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of November 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

On October 25, 2017, the company issued 136,500 shares of common stock at $0.025 for $34,313 cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended November 30, 2018 and 2017, the Company received cash advances from Patrik Wiedemann, the Company’s Director, in the amounts of $10,000 and $11,966 to pay for operating expenses.

As of November 30, 2018 and 2017 the loan balance is $23,776 and $13,776. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2018	November 30, 2017

Net loss before income taxes per financial statements	$(12,774)	$(15,027)
Income tax rate	34%	34%
Income tax recovery	(4,343)	(5,109)
Non-deductible	--	--
Valuation allowance change	4,343	5,109

Provision for income taxes	$--	$–

The significant component of deferred income tax assets at November 30, 2018, is as follows:

	November 30, 2018	November 30, 2017
Net operating loss carry-forward	$10,127	$5,784
Valuation allowance	(10,127)	(5,784)

Net deferred income tax asset	$--	$–

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

As of November 30, 2018 and November 30, 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2018 and November 30, 2017 and no interest or penalties have been accrued as of November 30, 2018 and November 30, 2017. As of November 30, 2018 and November 30, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

