Form 10-Q
period 2019-05-31
Hiclasst, Inc.
filed 2019-06-28
CIK 1697080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2019, there were 5,136,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HICLASST, INC.

CONDENSED FINANCIAL STATEMENTS

May 31, 2019

(Unaudited)

HICLASST, INC.

CONDENSED BALANCE SHEETS

	May 31, 2019 (Unaudited)	November 30, 2018

ASSETS

CURRENT ASSETS
Cash	$1,953	$2,403

TOTAL CURRENT ASSETS	$1,953	$2,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,000	-
Loan Interest Payable	63	-
Short Term Loan	5,000	-
Due to related party	23,776	23,776
TOTAL CURRENT LIABILITIES	$30,839	$23,776

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,136,500 shares as at May 31, 2019 and November 30, 2018 of common stock	5,137	5,137
Additional Paid in Capital	3,276	3,276
Accumulated Deficit	$(37,299)	$(29,786)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(28,886)	$(21,373)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,953	$2,403

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended May 31, 2019	Three months ended May 31, 2018	Six months ended May 31, 2019	Six months ended May 31, 2018

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$669	$1,290	$1,450	$1,307
Professional fees	2,000	2,000	6,000	6,000
TOTAL EXPENSES	$2,669	$3,290	$7,450	$7,307

OTHER GAIN (LOSS)
Loan Interest	$(63)	$-	$(63)	$-
TOTAL OTHER GAIN (LOSS)	$(63)	$-	$(63)	$-

NET LOSS	$(2,732)	$(3,290)	$(7,513)	$(7,307)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,136,500	5,136,500	5,136,500	5,136,500

The accompanying notes are an integral part of these financial statements.

HICLASST, INC

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM NOVEMBER 30, 2017 TO MAY 31, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2017	5,136,500	$5,137	3,276	(17,012)	$(8,599)

Net loss				(12,774)	$(12,774)

Balance November 30, 2018	5,136,500	$5,137	$3,276	$(29,786)	$(21,373)
Net Loss, three months ended February 28, 2019				$(4,781)	$(4,781)
Balance February 28, 2019 (unaudited)	5,136,500	$5,137	$3,276	$(34,567)	$(26,154)
Net Loss, three months ended May 31, 2019				(2,732)	(2,732)
Balance May 31, 2019 (unaudited)	5,136,500	$5,137	$3,276	$(37,299)	$(28,886)

The accompanying notes are an integral part of these financial statements.

HICLASST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31, 2019	Six months ended May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,513)	$(7,307)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Accounts Payable	2,000	-
Loan Interest Payable	63	-

NET CASH FROM OPERATING ACTIVITIES	$(5,450)	$(7,307)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	$	$5,000
Proceeds from short term loan	5,000	-

NET CASH FROM FINANCING ACTIVITIES	$5,000	$5,000

NET INCREASE (DECREASE) IN CASH	$(450)	$(2,307)

CASH, BEGINNING	$2,403	$5,177

CASH, ENDING	$1,953	$2,870

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HICLASST, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

HICLASST, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $37,299. The Company was incorporated on September 20, 2016 in the State of Nevada and established a fiscal year end of November 30. The Company is a development stage company organized to enter into the high-end T-shirt industry. The Company expects to sell custom made unique specialty T-shirts made in limited quantity for individuals with discerning taste.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $37,299. As at May 31, 2019, the Company has a working capital deficit $28,886. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2019, the Company has issued 5,000,000 founders shares at $0.001 per share for net proceeds of $5,000 to the Company and private placements of 136,500 common shares at $0.025 per share for net proceeds of $3,313. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission filed on February 22, 2019. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

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

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of May 31, 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. As of May 31, 2019, and November 30, 2018, 5,136,500 shares are issued and outstanding. No preferred shares have been authorized or issued.

As of May 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 15, 2016, the sole Director had purchased 5,000,000 shares of the common stock in the Company at $0.001 per share with proceeds receivable to the Company totalling $5,000.

On October 25, 2017, the company issued 136,500 shares of common stock at $0.025 for $3,313 cash.

NOTE 4 – SHORT-TERM LOAN

On February 28, 2019, the Company received a cash loan from Arch Investments LLC, third party, in the amounts of $5,000 for operating expenses. The loan is unsecured with no fixed terms of repayment and bearing an interest rate of 5% per annum. As of May 31, 2019, accrued interest is $63.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2019, the balance of due to related party, Patrick Wiedemann, the Company’s President and Director, is $23,776. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENT

Patrik Weidermann, the Company’s President and Director, provided a cash advance to the Company of $3,000 on June 21, 2019 for accounting and operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. Except the above disclosure, the Company has determined that there are no further events to disclose.

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

Results of Operations

For the three-month periods ended May 31, 2019 and May 31, 2018, we had no revenue. Expenses for the three-month period ended May 31, 2019, totaled $2,732 resulting in a Net Loss of $2,732. The Net Loss for the three-month period ended May 31, 2019 was a result of General and Administrative expense of $669 comprised of filing fees, professional fees expense of $2,000 comprised of accounting expenses and loan interest of $63. Expenses for the comparative three-month period ended May 31, 2018 totaled $3,290, resulting in a Net Loss of $3,290. The Net Loss for the three-month period ended May 31, 2018 was a result of general and administrative expenses of $1,290 comprised primarily of filing fees and professional fees expense of $2,000 comprised of accounting fees. The decrease in expenses between the three-month periods ended May 31, 2019 and May 31, 2018 was mainly attributable to a decrease in general and administrative expense.

For the six-month period ended May 31, 2019 and May 31, 2018 we had no revenue. Expenses for the six-month period ended May 31, 2019 totaled $7,513 resulting in a net loss of $7,513. The Net Loss for the six-month period ended May 31, 2019 is a result of general and administrative expense of $1,450, comprised primarily of filing fees, professional fees expense of $6,000, comprised of accounting expenses and loan interest of $63. Expenses for the comparative six-month period ended May 31, 2018 totalled $7,307 resulting in a net loss of $7,307. The net loss for the six-month period ended May 31, 2018 comprised primarily of office and general and expenses of $1,307 and professional fees expense of $6,000 comprised primarily of accounting expenses. The increase in expenses between the six-month periods ended May 31, 2019 and May 31, 2018 was mainly attributable to an increase in office and general expenses and loan interest.

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

As of May 31, 2019, we had $1,953 in cash as compared to $2,043 in cash at November 30, 2018. Total liabilities for the period ended May 31, 2019 were $30,839 compared to $23,776 in total liabilities as at November 30, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2019, the Company’s sole officer and director, Mr. Patrik Wiedemann has loaned the Company $23,776. Mr. Wiedemann has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HICLASST (Registrant)

Date: June 28, 2019	By:	/s/ Patrik Wiedemann
Patrik Weidemann
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

